Form 10-K/A
period 2007-12-31
Bear Stearns Mortgage Funding Trust 2007-AR5
filed 2008-08-12
CIK 1401901

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K/A
                                 Amendment No. 1



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

  See Item 15 (Part IV).



                                EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2007 (Accession No. 0001056404-07-001165) by Bear Stearns Mortgage Funding Trust 2007-AR5 (the "Initial 10-K"), for the fiscal year ended December 31, 2007, is being filed for the sole purpose of adding an additional legal proceeding under Item 1117, titled Monaco vs. Bear Stearns Residential Mortgage Corporation.





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


MONACO v. Bear Stearns Residential Mortgage Corporation

This purported class action is pending in U.S. District Court for the Central District of California. It was originally filed in August 2007. A third amended complaint was filed on February 26, 2008. The case involves BSRMC's option ARM product. The complaint alleges that certain aspects of the loan, including the variable rate feature and the possibility of negative amortization, were not properly disclosed. The case brings counts under the Truth-in-Lending Act and under California law prohibiting unfair, deceptive, and/or fraudulent business practices. The complaint seeks to clarify a class made up of all borrowers who obtained an Option ARM loan from BSRMC secured by their primary residence in the four years prior to the case being filed. BSRMC will be filing a response to the third amended complaint shortly.


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



    33.1 Assurant, Inc. as Sub-Contractor for EMC Mortgage <F1>
    33.2 EMC Mortgage Corporation as Servicer <F1>
    33.3 FIS Tax Services as Sub-Contractor for EMC Mortgage <F1>
    33.4 LandAmerica Tax and Flood Services, Inc. as Sub-Contractor for EMC Mortgage <F1>
    33.5 Wells Fargo Bank, N.A. as Trustee <F1>
    33.6 Wells Fargo Bank, N.A. as Custodian <F1>



  (34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.



    34.1 Assurant, Inc. as Sub-Contractor for EMC Mortgage <F1>
    34.2 EMC Mortgage Corporation as Servicer <F1>
    34.3 FIS Tax Services as Sub-Contractor for EMC Mortgage <F1>
    34.4 LandAmerica Tax and Flood Services, Inc. as Sub-Contractor for EMC Mortgage <F1>
    34.5 Wells Fargo Bank, N.A. as Trustee <F1>
    34.6 Wells Fargo Bank, N.A. as Custodian <F1>



   (35) Servicer compliance statement.



    35.1 EMC Mortgage Corporation as Servicer <F1>
    35.2 Wells Fargo Bank, N.A. as Trustee <F1>



   (99.1) Amended and Restated Guaranty Agreement of JPMorgan Chase & Co. effective as of March 16, 2008 <F1>


   (b) Not applicable.

   (c) Omitted.



   <F1>  Filed with the Initial 10-K.






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


    Date: August 7, 2008






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